Form 10-K
period 2005-12-31
J.P. Morgan Mortgage Acquisition Corp. 2005-WMC-1
filed 2006-03-31
CIK 1342387

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal period December 31, 2005

[ ]      Transition report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934 for the transition period from   to


                                        Commission File Number 333-127020-05

                       J.P.MORGAN ACCEPTANCE CORPORATION I
             (Exact name of registrant as specified in its charter)


         Delaware                                           13-3475488
State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization                            Identification No.)

270 Park Avenue
New York, New York                                             10017
(Address of Principal Executive Offices)                      (Zip Code)

       Registrant's telephone number, including area code :(212) 270-8863

                J.P. Morgan Mortgage Acquisition Corp. 2005-WMC1
            Asset Backed Pass-Through Certificates, Series 2005-WMC1
                                (Issuing Entity)

                      J.P. Morgan Acceptance Corporation I
             (Exact name of Depositor as specified in its charter)

                     J.P. Morgan Mortgage Acquisition Corp.
              (Exact name of Sponsor as specified in its charter)


Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12-b-2 of the Exchange Act.

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the  registrant is a shell company (as defined in
Exchange Act Rule 12b-2).    Yes  No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal
quarter.   Not Applicable.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Not Applicable.

Documents incorporated by reference:  None

PART I

Item 1.  Business.

         Not Applicable.

Item 1A. Risk Factors.

         Not Applicable.

Item 1B. Unresolved Staff Comments.

         None.

Item 2.  Properties.

         Not Applicable.

Item 3.  Legal Proceedings.

         The Registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement, the Trustee, any Servicer or the Registrant with respect to the trust other than routine litigation incidental to the duties of the respective parties.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

         Currently,   there  is  no   established   secondary   market  for  the
         Certificates known to the Registrant. As of December 31, 2005, the number of holders of each class of offered certificates was 67 based on records provided by DTC.

Item 6.  Selected Financial Data

         Not Applicable.

Item 7. Management's Discussion and Analysis of Financial condition and Results of Operation.

         Not Applicable.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

         Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

Item 9A. Controls and Procedures.

         Not Applicable.

Item 9B. Other Information.

         Not Applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

         Not Applicable.

Item 11. Executive Compensation.

         Not Applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         Not Applicable.

Item 13. Certain Relationships and Related Transactions.

         No reportable transactions have occurred.

Item 14. Principal Accounting Fees and Services.

         Not Applicable.

PART IV


Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this report:

    (1)  Financial Statements:

         Not Applicable.

    (2)  Financial Statement Schedules:

         Not Applicable.

    (3)  Exhibits:

         Rule 13a-14(a)/15d-14(a) Certification, filed as 31.1 hereto.

         Annual Independent Accountant's Servicing Report concerning servicing activities, filed as Exhibit 99.1 hereto.

         Report of Management as to Compliance with Minimum Servicing Standards, filed as Exhibit 99.2 herto.

         Annual Statement as to Compliance, filed as Exhibit 99.3 herto.

         Aggregate Statement of Principal and Interest Distributions to Certificateholders as of December 31, 2005, filed as Exhibit 99.4 hereto.

(b) Exhibits to this report are listed in Item (15)(a)(3)above.

(c) Not Applicable.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



               By:  /s/ Brian Bernard
                    -----------------------------
             Name:  Brian Bernard

            Title:  President
             Date:  March 31, 2006

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

The registrant has not sent an annual report or proxy material to its security holders. The registrant will not be sending an annual report or proxy material to its security holders subsequent to the filing of this form.

                                 EXHIBIT INDEX

Exhibit   Description

31.1      Rule 13a-14(a)/15d-14(a) Certification

99.1      Annual Independent Accountant's Servicing Report

99.2      Report of Management as to Compliance with Minimum Servicing Standards

99.3      Annual Statement as to Compliance


99.4 Aggregate Statement of Principal and Interest Distributions to Certificateholders as of December 31, 2005

                                  Exhibit 31.1
                     Rule 13a-14(a)/15d-14(a) Certification

                      J.P. Morgan Acceptance Corporation I,
                     J.P. Morgan Mortgage Acquisition Corp.,
            Asset-Backed Pass-Through Certificates, Series 2005-WMC1

     I, Brian Bernard, the President of the Depositor, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution and servicing reports filed in respect of periods included in the year covered by this annual report, of J.P. Morgan Acquisition Corp. 2005-WMC1 (the "Trust");

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. Based on my knowledge, the distribution information required to be prepared by the Securities Administrator based upon the servicing information required to be provided by the Servicer under the Pooling and Servicing Agreement is included in these reports;

4. Based on my knowledge and upon the annual compliance statements included in the report and required to be delivered to the Securities Administrator in accordance with the terms of the Pooling and Servicing Agreement and based upon the review required under the Pooling and Servicing Agreement, and except as disclosed in the report, the Servicer has fulfilled its obligations under the Pooling and Servicing Agreement; and

5. The reports disclose all significant deficiencies relating to the Servicer's compliance with the minimum servicing standards based, in each case, upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation
     Program for Mortgage Bankers or similar standard as set forth in the Pooling and Servicing Agreement, that is included in these reports.

     Capitalized terms used but not defined herein have the meanings ascribed to them in the Pooling and Servicing Agreement, dated October 1, 2005, among J.P. Morgan Acceptance Corporation I, as depositor, J.P. Morgan Mortgage Acquisition Corp., as seller (the "Seller"), JPMorgan Chase Bank, National Association, as securities administrator (the "Securities Administrator") and servicer (the "Servicer"), and U.S. Bank National Association, as trustee (the "Trustee").

By: /s/ Brian Bernard
    -------------------------------------
Name:   Brian Bernard
Title:  President

Dated:  March 31, 2006

                                  EXHIBIT 99.1
                Annual Independent Accountant's Servicing Report
                                 --------------

                                                   PricewaterhouseCoopers LLP
                                                   PricewaterhouseCoopers Center
                                                   300 Madison Avenue
                                                   New York NY 10017
                                                   Telephone (646) 471 3000
                                                   Facsimile (813) 286 6000


                         Report of Independent Auditors


To the Board of Directors and Stockholder of Chase Home Finance LLC:

We have examined management's assertion about Chase Home Finance LLC's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2005 included in the accompanying management assertion (See Exhibit I). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2005 is fairly stated, in all material respects.


/s/ PricewaterhouseCooper LLP
-----------------------------
March 13, 2006




                                                   PricewaterhouseCoopers LLP
                                                   PricewaterhouseCoopers Center
                                                   300 Madison Avenue
                                                   New York NY 10017
                                                   Telephone (646) 471 3000
                                                   Facsimile (813) 286 6000


                         Report of Independent Auditors


To the Board of Directors and Stockholder of JPMorgan Chase Bank, National Association:


We have examined management's assertion about JPMorgan Chase Bank, National Association's (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") solely as they relate to standard VII, Insurance Policies (the "Applicable Standard"), as of and for the year ended December 31,2005 included in the accompanying management assertion. Management is responsible for the Company's compliance with the Applicable Standard. Our responsibility is to express an opinion on management's assertion about the Company's compliance, solely as it relates to the Applicable Standard based on our examination. The Company uses subservicing organizations to perform the servicing obligations subject to minimum servicing standards I-VI of USAP. We did not examine the Company's compliance with standards I-VI of USAP and, accordingly, do not express an opinion thereon.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the Applicable Standard and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the Applicable Standard.

In our opinion, management's assertion that the Company complied with the Applicable Standard solely as it relates to standard VII, Insurance Policies, as of and for the year ended December 31,2005 is fairly stated, in all material respects.


/s/ PricewaterhouseCoopers LLP.
----------------------------------------
March 13, 2006

                                  EXHIBIT 99.2
     Report of Management as to Compliance with Minimum Servicing Standards
                              -------------------


                                                           Exhibit I


                  Mangement's Assertion Concerning Compliance
                     with USAP Minimum Servicing Standards


March 13, 2006

As of and for the year ended December 31, 2005, Chase Home Finance LLC (the "Company") has complied in all material respects with the minimum servicing standards (the "Standards") set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). These Standards are applicable only to the Company's prime and subprime mortgage portfolios.

As of and for this same period, the Company had in effect fidelity bond and errors and omissions policies in the amounts of $250,000,000 and $25,000,000 respectively.



    /s/ Kim Greaves                             /s/ Jim Miller
   --------------------------                  --------------------------
   Kim Greaves                                 Jim Miller
   Senior Vice President                       Senior Vice President
   Chase Home Finance LLC                      Chase Home Finance LLC


    /s/ Scott Powell
   -------------------------
   Scott Powell
   CEO
   Chase Home Finance LLC




                                      CHASE

                  Management's Assertion Concerning Compliance
                      with USAP Minimum Servicing Standards

March 13, 2006

As of and for the year ended December 31, 2005, JPMorgan Chase Bank, National Association (the "Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") solely as they relate to standard VII, Insurance Policies (the "Applicable Standard"). The Company uses subservicing organizations to perform the servicing obligations subject to minimum servicing standards I-VI of USAP.

As of and for this same period, the Company had in effect fidelity bond and errors and omissions policies in the amounts of $250,000,000 and $25,000,000 respectively.

Attached to this Management Assertion are the independent auditors' reports on the subservicing organizations' compliance with the minimum servicing standards related to the servicing obligations performed.


/s/ Kim Greaves                            /s/ Jim Miller
------------------------------             ---------------------------------
Kim Greaves                                Jim Miller
Vice President                             Vice President
JPMorgan Chase Bank, N.A.                  JPMorgan Chase Bank, N.A.


/s/ Scott Powell
------------------------------
Scott Powell
Senior Vice President
JPMorgan Chase Bank, N.A.

                                  EXHIBIT 99.3
                       Annual Statement as to Compliance
                                 --------------


                         ANNUAL STATEMENT OF COMPLIANCE


Pursuant to the servicing agreement, the undersigned Officer, to the best of his/her knowledge, hereby certifies to the following:

I have reviewed the activities and performance of the Servicer and, during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of the Officer's knowledge, the Servicer has fulfilled all its duties, responsibilities or obligations under these Agreements throughout such year.

   a)   All property inspections have been completed.

   b)   Compliance relative to Adjustable Rate Mortgages has been met.

   c)   Compliance  with  IRS  Foreclosure  reporting regulations enacted as IRS
        Section 6060J by the Deficit Reduction Act, regarding Acquired and/or Abandonment property have been completed.

   d) All loans serviced in states that have statutes requiring payment of interest on escrow/impound accounts have been completed.

   e) That such Officer has confirmed that the Fidelity bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement are in full force and effect.

   f)   Enclosed is a copy of our most recent independent audit statement.



CERTIFIED BY: /s/ Kim Greaves                   Date: 3/13/06
             ------------------------
              Kim Greaves
              Vice President


              /s/ Jim Miller                    Date: 3/13/06
             ------------------------
              Jim Miller
              Senior Vice President

JPMMT Securities

Investor#   Agreement Name                                       Agreement Date
---------   -------------------------------------------------    --------------

32E      J.P. Morgan Mortgage Trust Pass-thru Cert 2004-S1       1/1/04
32J      J.P. Morgan Mortgage Trust 2004-S1                      8/1/04
601      JPMMAC 2005-FLD1                                        7/29/05
613      JPMMAC 2006-WMC1                                        10/27/05

                                  EXHIBIT 99.4
         Aggregate Statement of Principal and Interest Distributions to
                   Certificateholders as of December 31, 2005
                                 --------------


---------------------------------------------------------------------------------------------------------------------------------
 CUSIP          ORIGINAL              PAID                PAID           TOTAL PAID          ENDING PRIN     CERT POOL FACTOR
                PRINCIPAL            PRINCIPAL           INTEREST                              BALANCE           (Per 1000)
---------------------------------------------------------------------------------------------------------------------------------
46626LBH2      55,745,000.00              -         645,285.15           645,285.15          55,745,000.00     1,000.00000000
46626LBD1     404,000,000.00  35,492,258.94       4,346,518.25        39,838,777.19         368,507,741.06       912.14787391
46626LBE9     382,300,000.00  59,040,445.24       3,867,407.22        62,907,852.46         323,259,554.76       845.56514455
46626LBF6     252,900,000.00              -       2,826,324.34         2,826,324.34         252,900,000.00     1,000.00000000
46626LBG4      59,041,000.00              -         676,058.41           676,058.41          59,041,000.00     1,000.00000000
46626LBJ8      49,953,000.00              -         580,736.59           580,736.59          49,953,000.00     1,000.00000000
46626LBK5      29,682,000.00              -         347,298.99           347,298.99          29,682,000.00     1,000.00000000
46626LBL3      26,786,000.00              -         322,119.32           322,119.32          26,786,000.00     1,000.00000000
46626LBM1      25,338,000.00              -         306,606.51           306,606.51          25,338,000.00     1,000.00000000
46626LBN9      23,167,000.00              -         283,231.86           283,231.86          23,167,000.00     1,000.00000000
46626LBP4      20,995,000.00              -         282,921.48           282,921.48          20,995,000.00     1,000.00000000
46626LBQ2      18,099,000.00              -         249,325.67           249,325.67          18,099,000.00     1,000.00000000
46626LBR0      18,099,000.00              -         267,424.67           267,424.67          18,099,000.00     1,000.00000000
46626LBS8      13,755,000.00              -         230,749.20           230,749.20          13,755,000.00     1,000.00000000
46626LBT6      13,755,000.00              -         230,749.20           230,749.20          13,755,000.00     1,000.00000000
N/C126732   1,447,912,146.71              -       7,816,410.22         7,816,410.22       1,447,912,146.71     1,000.00000000
N/C126733             100.00              -         969,444.15           969,444.15                 100.00     1,000.00000000
N/C126734                  -              -                  -                    -                      -     1,000.00000000

---------------------------------------------------------------------------------------------------------------------------------